Form 10-Q
period 2009-07-31
CurrencyShares Russian Ruble Trust
filed 2009-09-09
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the period from August 8, 2008 [date of inception] to October 31, 2008	4

Statement of Cash Flows for the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4T. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Russian Ruble Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Russian Ruble deposits, interest bearing	$4,752,852	$—
Russian Ruble deposits, non-interest bearing	—	37
Receivable from accrued interest	12,149	—

Total Assets	$4,765,001	$37

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$1,617	$—

Total Current Liabilities	1,617	—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 150,000 and 1 issued and outstanding, respectively	4,763,384	37
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$4,765,001	$37

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009
Income
Interest Income	$26,950	$123,621

Total Income	26,950	123,621

Expenses
Sponsor’s fee	(3,168)	(7,191)

Total Expenses	(3,168)	(7,191)

Net Income	$23,782	$116,430

Other Comprehensive Loss
Currency translation adjustment	(27)	(13,035)

Total Comprehensive Income	$23,755	$103,395

Basic and Diluted Earnings per share	$0.22	$1.49
Weighted-average Shares Outstanding	107,609	78,205
Cash Dividends per Share	$0.23	$1.25

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	116,430	—
Distributions Paid	(95,794)	—
Adjustment of redeemable capital shares to redemption value	(20,636)	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(13,035)	(4)
Adjustment of redeemable capital shares to redemption value	13,035	4

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statement of Cash Flows

(Unaudited)

Nine months ended July 31, 2009
Cash flows from operating activities
Cash received for accrued income	$106,372
Cash paid for expenses	(5,466)

Net cash provided by operating activities	100,906

Cash flows from financing activities
Cash received to purchase redeemable shares	$6,261,382
Cash paid to redeem redeemable shares	(1,568,793)
Cash paid for distributions	(95,794)

Net cash provided by financing activities	4,596,795

Adjustment to period cash flows due to currency movement	55,114

Increase in cash	4,752,815
Cash at beginning of period	37

Cash at end of period	$4,752,852

Reconciliation of net income to net cash provided by operating activities

Net income	$116,430
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(12,149)
Currency translation adjustment	(4,992)
Increase in accrued sponsor fee	1,617

Net cash provided by operating activities	$100,906

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance date of the financial statements. Actual results could differ from those estimates.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2009, an income distribution of $0.07035 per share was paid on August 10, 2009.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the nine months ended July 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000 resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 4,752,852 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were Russian Ruble principal deposits of 1,000 and no Russian Ruble principal redemptions resulting in an ending Russian Ruble principal balance of 1,000. This equates to 37 USD. In addition, net interest associated with creation and redemption activity is held in a Russian Ruble-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$37	—	$—
Shares issued	200,000	6,261,382	1	41
Shares redeemed	(50,001)	(1,568,793)	—	—
Adjustment to period Shares due to currency movement and other	—	70,758	—	(4)

Ending balance	150,000	$4,763,384	1	$37

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 1.30%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

XRU Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
7/1/2009	$0.09653	$32.18	0.30%	3.53%
6/1/2009	$0.08860	$32.56	0.27%	3.31%
5/1/2009	$0.10794	$30.33	0.36%	4.19%

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

During the nine months ended July 31, 2009, an additional 200,000 shares were created in exchange for 200,000,000 Russian Rubles and 50,001 shares were redeemed (including the Sponsor’s 1 seed share) in exchange for 50,001,000 Russian Rubles. As of July 31, 2009, the number of Russian Rubles owned by the Trust was 150,000,000 resulting in a redeemable capital share value of $4,763,384.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Russian Ruble Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)