Form 10-K
period 2009-10-31
CurrencyShares Russian Ruble Trust
filed 2010-01-14
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Aggregate market value of 50,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2009 as reported by NYSE Arca on that date: $1,526,000.

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

The value of the Shares relates directly to the value of the Russian Ruble held by the Trust and fluctuations in the price of the Russian Ruble could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section beginning on page 3 for a description of other risks and uncertainties that may affect an investment in the Shares.

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

The investment objective of the Trust is for the Shares to reflect the price in USD of the Russian Ruble plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Russian Ruble. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Ruble in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $12,138 for the fiscal year ended October 31, 2009.

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Russian Rubles owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, fully paid and non-assessable.

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the “shares” of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

AVAILABILITY OF SEC REPORTS AND OTHER INFORMATION

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC. The reports and other information can be accessed through the Trust’s website at www.currencyshares.com.

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

The Shares are designed to reflect the price of the Russian Ruble, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Russian Ruble, including:

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

If the Trustee is required to withdraw Russian Rubles from the Trust to pay expenses, this will reduce the amount of Russian Rubles represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

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

The interest rate earned by the Trust may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Russian Rubles in the primary deposit account of the Trust. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues based upon changes in market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse will be to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Russian Rubles to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Russian Rubles held in all accounts by the Depository, including the Deposit Accounts. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, where they are subject to English insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository could terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

The Trustee will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such rejection could adversely affect a redeeming Shareholder. For example, the resulting delay would adversely affect the value of the Shareholder’s redemption distribution if the NAV were to decline during the delay. In accordance with the Depositary Trust Agreement, the Sponsor and the Trustee disclaim any liability for any loss or damage that may result from any such rejection.

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

For each of the quarters during the fiscal year ended October 31, 2009, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$36.70	$27.87
April 30, 2009	$30.52	$27.00
July 31, 2009	$33.77	$30.42
October 31, 2009	$34.82	$30.95

The number of record holders of Shares of the registrant as of November 30, 2009 was approximately 39.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

Item 6.	SELECTED FINANCIAL DATA

Following are financial highlights for the fiscal year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008.

	Fiscal Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Interest income	$162,501	$—

Total Income	162,501	—

Expenses
Sponsor’s fee	(12,138)	—

Total Expenses	(12,138)	—

Net Income	$150,363	$—

Other Comprehensive Loss
Currency translation adjustment	(11,299)	(4)

Total Comprehensive Income (Loss)	$139,064	$(4)

Basic and Diluted Earnings per Share	$1.58	$—
Weighted-average Shares Outstanding	94,932	1
Cash Dividends per Share	$1.43	$—

As of October 31, 2009, total assets were $5,159,237, and for the fiscal year ended October 31, 2009 net cash flows were $5,150,867.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF RUSSIAN RUBLE

The investment objective of the Trust is for the Shares to reflect the price in USD of the Russian Ruble plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Russian Rubles. Each outstanding Share represents a proportional interest in the Russian Rubles held by the Trust. The following chart illustrates recent movements in the price of Russian Ruble in USD based on the Closing Spot Rate.

NAV PER SHARE; VALUATION OF THE RUSSIAN RUBLE

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 1,000 Russian Rubles.

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2009 was an annual nominal rate of 1.30%. The following chart provides the daily rate paid by the Depository since the Shares began trading on NYSE Arca:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Russian Rubles from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

XRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/2009	$0.11391	$33.39	0.34%	4.15%
9/1/2009	$0.06969	$31.53	0.22%	2.60%
8/3/2009	$0.07035	$31.76	0.22%	2.61%

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

The functional currency of the Trust is the Russian Ruble in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation.

RESULTS OF OPERATIONS

As of October 31, 2008 the number of Russian Rubles owned by the Trust was 1,000 resulting in a redeemable capital share value of $37. During the fiscal year ended October 31, 2009, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 50,001 Shares were redeemed in exchange for 50,001,000 Russian Rubles. As of October 31, 2009, the number of Russian Rubles owned by the Trust was 150,000,000 resulting in a redeemable capital share value of $5,157,486.

Growth in the Trust’s redeemable capital share value from $37 at October 31, 2008 to $5,157,486 at October 31, 2009, was primarily the result of an increase in the number of shares outstanding (once the Shares commenced trading on November 13, 2008) from 1 at October 31, 2008 to 150,000 at October 31, 2009.

The Trust’s net income for the year ended October 31, 2009 was $150,363 as a consequence of the Trust’s interest income of $162,501 exceeding the Trust’s expenses of $12,138.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. The Sponsor’s fee did not accrue on the Russian Rubles associated with the 1 seed share in the Trust for the period from August 8, 2008 (date of inception) through October 31, 2008. As a result, the Sponsor’s fee was $0 for the period ended October 31, 2008. The Sponsor’s fee began accruing when the Shares commenced trading on November 13, 2008. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $0 for the period ended October 31, 2008 to $12,138 for the year ended October 31, 2009. The only expense of the Trust during the year ended October 31, 2009 was the Sponsor’s fee.

The Trust did not earn interest income on the Russian Rubles associated with the 1 seed share in the Trust for the period from August 8, 2008 (date of inception) to October 31, 2008. As a result, interest income was $0 for the period ended October 31, 2008. The Trust began earning interest income when the Shares commenced trading on November 13, 2008. As a result, interest income increased from $0 for the period ended October 31, 2008 to $162,501 for the year ended October 31, 2009, attributable primarily to an increase in the weighted-average Russian Rubles in the Trust. The annual nominal interest rate paid by the Depository was 1.30% at October 31, 2009.

There were no cash dividends per Share paid by the Trust for the period from August 8, 2008 (date of inception) to October 31, 2008 since interest was not earned for the period. Interest income began accruing when the Shares commenced trading on November 13, 2008. As a result, the cash dividends per share increased from $0.00 for the period ended October 31, 2008 to $1.41 per Share for the year ended October 31, 2009.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to the USD/Russian Ruble exchange rate and the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T)	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009 and the period from August 8, 2008 through October 31, 2008 were:

	2009	August 8, 2008 [Date of Inception] to October 31, 2008
Audit Fees	$35,889	$16,500
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$35,889	$16,500

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CurrencySharesSM Russian Ruble Trust

Financial Statements as of October 31, 2009

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2009 and October 31, 2008	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Russian Ruble Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Russian Ruble Trust (the “Trust”) at October 31, 2009 and October 31, 2008, and the results of its operations and its cash flows for the year ended October 31, 2009 and for the period August 8, 2008 (date of inception) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

CurrencySharesSM Russian Ruble Trust

Statements of Financial Condition

	October 31, 2009	October 31, 2008
Assets
Current Assets
Russian Ruble deposits, interest bearing	$5,150,904	$—
Russian Ruble deposits, non-interest bearing	—	37
Receivable from accrued interest	8,333	—

Total Assets	$5,159,237	$37

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$1,751	$—

Total Current Liabilities	1,751	—

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 150,000 and 1 issued and outstanding, respectively	5,157,486	37
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$5,159,237	$37

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Interest Income	$162,501	$—

Total Income	162,501	—

Expenses
Sponsor’s fee	(12,138)	—

Total Expenses	(12,138)	—
Net Income	$150,363	$—

Other Comprehensive Loss
Currency translation adjustment	(11,299)	(4)

Total Comprehensive Income (Loss)	$139,064	$(4)

Basic and Diluted Earnings per share	$1.58	$—
Weighted-average Shares Outstanding	94,932	1
Cash Dividends per Share	$1.43	$—

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	150,363	—
Distributions Paid	(134,177)	—
Adjustment of redeemable capital shares to redemption value	(16,186)	—

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(11,299)	(4)
Adjustment of redeemable capital shares to redemption value	11,299	4

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Cash Flows

	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$149,666	$—
Cash paid for expenses	(10,321)	—

Net cash provided by operating activities	139,345	—

Cash flows from financing activities
Cash received to purchase redeemable shares	6,337,258	41
Cash paid to redeem redeemable shares	(1,593,563)	—
Cash paid for distributions	(134,177)	—

Net cash provided by financing activities	4,609,518	41

Adjustment to period cash flows due to currency movement	402,004	(4)

Increase (decrease) in cash	5,150,867	(4)
Cash at beginning of period	37	—

Cash at end of period	$5,150,904	$37

Reconciliation of net income to net cash provided by operating activities

Net income	$150,363	$—
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(8,333)	—
Currency translation adjustment	(4,436)	—
Increase in accrued sponsor fee	1,751	—

Net cash provided by operating activities	$139,345	$—

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through January 14, 2010, the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Russian Ruble in accordance with FASB Accounting Standards Codification™ (ASC) 830, Foreign Currency Translation. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial statements are translated from Russian Rubles to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2009, an income distribution of $0.04381 per share was paid on November 9, 2009.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000 resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were Russian Ruble principal deposits of 1,000 and no Russian Ruble principal redemptions resulting in an ending Russian Ruble principal balance of 1,000. This equates to 37 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a Russian Ruble-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2009		Period from August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1	$37	—	$—
Shares issued	200,000	6,337,258	1	41
Shares redeemed	(50,001)	(1,593,563)	—	—
Adjustment to period Shares due to currency movement and other	—	413,754	—	(4)
Ending balance	150,000	$5,157,486	1	$37

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Russian Rubles held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Russian Rubles in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Russian Rubles, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 5.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2010.

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Russian Ruble Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NICK BONOS	Director and Chief Executive Officer	January 14, 2010
Nick Bonos	(principal executive officer)

/S/ JOE ARRUDA	Director and Chief Financial Officer (principal financial officer and principal	January 14, 2010
Joe Arruda	accounting officer)

/S/ MICHAEL BYRUM	Director	January 14, 2010
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.