Form 10-Q
period 2010-01-31
CurrencyShares Russian Ruble Trust
filed 2010-03-17
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Russian Ruble Trust

Statements of Financial Condition

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets
Russian Ruble deposits, interest bearing	$8,243,004	$5,150,904
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	7,848	8,333

Total Assets	$8,250,852	$5,159,237

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$2,801	$1,751

Total Current Liabilities	2,801	1,751

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 250,000 and 150,000 issued and outstanding, respectively	8,248,051	5,157,486
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$8,250,852	$5,159,237

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Income
Interest Income	$39,193	$80,223

Total Income	39,193	80,223

Expenses
Sponsor’s fee	(8,841)	(2,611)

Total Expenses	(8,841)	(2,611)

Net Income	$30,352	$77,612

Other Comprehensive Loss
Currency translation adjustment	(685)	(13,693)

Total Comprehensive Income	$29,667	$63,919

Basic and Diluted Earnings per share	$0.12	$1.02
Weighted-average Shares Outstanding	261,957	76,087
Cash Dividends per Share	$0.13	$0.63

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2010 (Unaudited)	Year ended October 31, 2009

Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	30,352	150,363
Distributions Paid	(34,972)	(134,177)
Adjustment of redeemable capital shares to redemption value	4,620	(16,186)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(685)	(11,299)
Adjustment of redeemable capital shares to redemption value	685	11,299

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statement of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009
Cash flows from operating activities
Cash received for accrued income	$39,350	$49,503
Cash paid for expenses	(7,695)	(1,823)

Net cash provided by operating activities	31,655	47,680

Cash flows from financing activities
Cash received to purchase redeemable shares	6,751,406	3,389,069
Cash paid to redeem redeemable shares	(3,374,804)	(1,701,785)
Cash paid for distributions	(34,972)	(47,680)

Net cash provided by financing activities	3,341,630	1,639,604

Adjustment to period cash flows due to currency movement	(281,185)	(297,708)

Increase in cash	3,092,100	1,389,576
Cash at beginning of period	5,150,904	37

Cash at end of period	$8,243,004	$1,389,613

Reconciliation of net income to net cash provided by operating activities

Net income	$30,352	$77,612
Adjustments to reconcile net income to net cash provided by operating activities
Receivable from accrued interest	(7,848)	(25,300)
Prior period receivable from accrued interest	8,333	—
Currency translation adjustment	(232)	(5,280)
Accrued sponsor fee	2,801	648
Prior period accrued sponsor fee	(1,751)	—

Net cash provided by operating activities	$31,655	$47,680

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2010.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

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

The functional currency of the Trust is the Russian Ruble in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Russian Rubles to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statement of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). An income distribution of $0.02016 per share with an ex-dividend date of February 1, 2010 was paid on February 8, 2010.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the three months ended January 31, 2010, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 100,000,000, resulting in an ending Russian Ruble principal balance of 250,000,000. This equates to 8,243,004 USD. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000, resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD. In addition, net interest, if any, associated with creation and redemption activity is held in a Russian Ruble-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$5,157,486	1	$37
Shares issued	200,000	6,751,406	200,000	6,337,258
Shares redeemed	(100,000)	(3,374,804)	(50,001)	(1,593,563)
Adjustment to period Shares due to currency movement and other	—	(286,037)	—	413,754

Ending balance	250,000	$8,248,051	150,000	$5,157,486

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

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These risks and uncertainties include fluctuations in the price of the Russian Ruble, as the value of the Shares relates directly to the value of the Russian Rubles held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM Russian Ruble Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Russian Rubles and distributes Russian Rubles in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Russian Ruble plus accrued interest, if any, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Russian Ruble.

The Shares, which began trading on November 13, 2008, trade under the ticker symbol “XRU” on NYSE Arca. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value; Valuation of the Russian Ruble

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of the Russian Rubles in the Trust at the end of the preceding business day accrued but unpaid interest, if any, Russian Rubles receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Russian Rubles payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV is expressed in USD based on the USD/Russian Ruble exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 1,000 Russian Rubles:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2010 was an annual nominal rate of 1.80%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Russian Rubles from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

XRU Distribution History – Current Period
Date	Value	NAV	Yield	Annualized Yield
1/4/2010	$0.05521	$33.04	0.17%	1.97%
12/1/2009	$0.04170	$34.25	0.12%	1.48%
11/2/2009	$0.04381	$34.38	0.13%	1.50%

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

The functional currency of the Trust is the Russian Ruble in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of Russian Rubles owned by the Trust was 150,000,000, resulting in a redeemable capital share value of $5,157,486. During the three months ended January 31, 2010, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 100,000 Shares were redeemed in exchange for 100,000,000 Russian Rubles. As of January 31, 2010, the number of Russian Rubles owned by the Trust was 250,000,000 resulting in a redeemable capital share value of $8,248,051.

Growth in the Trust’s redeemable capital share value from $5,157,486 at October 31, 2009 to $8,248,051 at January 31, 2010 was primarily the result of an increase in the number of Shares outstanding from 150,000 at October 31, 2009 to 250,000 at January 31, 2010. This increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate, which fell from 0.03434 at October 31, 2009 to 0.03297 at January 31, 2010.

Interest income decreased from $80,223 for the three months ended January 31, 2009 to $39,193 for the three months ended January 31, 2010, attributable primarily to a decline in the annual nominal interest rate paid by the Depository, from 7.55% at January 31, 2009 to 1.80% at January 31, 2010.

The only expense of the Trust during the three months ended January 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $2,611 for the three months ended January 31, 2009 to $8,841 for the three months ended January 31, 2010.

The Trust’s net income for the three months ended January 31, 2010 was $30,352 as a consequence of the Trust’s interest income of $39,193 exceeding the Sponsor’s fee of $8,841.

Cash dividends per Share decreased from $0.63 for the three months ended January 31, 2009 to $0.13 per Share for the three months ended January 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of the Russian Ruble

The investment objective of the Trust is for the Shares to reflect the price of the Russian Ruble plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Russian Ruble. Each outstanding Share represents a proportional interest in the Russian Ruble held by the Trust. The following chart provides historical trends in the price of the Russian Ruble. The chart illustrates movements in the price of the Russian Rubles in USD based on the Closing Spot Rate.

Closing Spot Rate

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/Russian Ruble exchange rate and changes in the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4T.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2010, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2009 – 11/30/2009	—	—
12/01/2009 – 12/31/2009	100,000	$32.72
01/01/2010 – 01/31/2010	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Russian Ruble Trust

Date: March 17, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)