Form 10-Q
period 2010-04-30
CurrencyShares Russian Ruble Trust
filed 2010-06-09
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2010, the six months ended April 30, 2010, the three months ended April 30, 2009 and the six months ended April 30, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2010 and the year ended October 31, 2009	4

Statement of Cash Flows for the six months ended April 30, 2010 and the six months ended April 30, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Russian Ruble Trust

Statements of Financial Condition

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$6,844,041	$5,150,904
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	3,656	8,333

Total Assets	$6,847,697	$5,159,237

Liabilities and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,250	$1,751

Total Current Liabilities	2,250	1,751

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity:
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 200,000 and 150,000 issued and outstanding, respectively	6,845,447	5,157,486
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$6,847,697	$5,159,237

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Interest income	$17,461	$56,654	$16,448	$96,671

Total Income	17,461	56,654	16,448	96,671

Expenses
Sponsor’s fee	(6,793)	(15,633)	(1,412)	(4,023)

Total Expenses	(6,793)	(15,633)	(1,412)	(4,023)

Net Income	$10,668	$41,021	$15,036	$92,648

Other Comprehensive Income (Loss):
Currency translation adjustment	142	(544)	685	(13,008)

Total Comprehensive Income	$10,810	$40,477	$15,721	$79,640

Basic and Diluted Earnings per Share	$0.05	$0.18	$0.30	$1.46
Weighted-average Shares Outstanding	204,494	233,702	50,000	63,260
Cash Dividends per Share	$0.07	$0.21	$0.51	$1.16

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	41,021	150,363
Distributions Paid	(48,940)	(134,177)
Adjustment of redeemable capital shares to redemption value	7,919	(16,186)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(544)	(11,299)
Adjustment of redeemable capital shares to redemption value	544	11,299

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Russian Ruble Trust

Statement of Cash Flows

(Unaudited)

	Six months ended April 30, 2010	Six months ended April 30, 2009
Cash flows from operating activities
Cash received for accrued income	$61,250	$85,072
Cash paid for expenses	(15,136)	(3,398)

Net cash provided by operating activities	46,114	81,674

Cash flows from financing activities
Cash received to purchase redeemable shares	6,755,143	3,102,783
Cash paid to redeem redeemable shares	(5,064,741)	(1,558,029)
Cash paid for distributions	(48,940)	(71,292)

Net cash provided by financing activities	1,641,462	1,473,462

Adjustment to period cash flows due to currency movement	5,561	(43,896)

Increase in cash	1,693,137	1,511,240
Cash at beginning of period	5,150,904	37

Cash at end of period	$6,844,041	$1,511,277

Reconciliation of net income to net cash provided by operating activities

Net income	$41,021	$92,648
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(3,656)	(5,900)
Prior period receivable from accrued interest	8,333	—
Currency translation adjustment	(83)	(5,571)
Accrued sponsor fee	2,250	497
Prior period accrued sponsor fee	(1,751)	—

Net cash provided by operating activities	$46,114	$81,674

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Russian Ruble plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Russian Rubles. The Trust’s assets primarily consist of Russian Rubles on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Russian Ruble deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Russian Ruble exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00703 per share with an ex-dividend date of May 3, 2010 was paid on May 10, 2010.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the six months ended April 30, 2010, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 150,000,000, resulting in an ending Russian Ruble principal balance of 200,000,000. This equates to 6,844,041 USD. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000, resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$5,157,486	1	$37
Shares issued	200,000	6,755,143	200,000	6,337,258
Shares redeemed	(150,000)	(5,064,741)	(50,001)	(1,593,563)
Adjustment to period Shares due to currency movement and other	—	(2,441)	—	413,754

Ending balance	200,000	$6,845,447	150,000	$5,157,486

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

XRU Price Movement

— NAV  — Mid B/A  — Exchange Rate x 1000

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 0.80%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

XRU Daily Rate

— XRU Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Russian Rubles from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

XRU Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
4/1/2010	$0.02051	$34.01	0.06%	0.71%
3/1/2010	$0.02328	$33.46	0.07%	0.91%
2/1/2010	$0.02016	$32.99	0.06%	0.72%

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

Results of Operations

As of October 31, 2009, the number of Russian Rubles owned by the Trust was 150,000,000, resulting in a redeemable capital share value of $5,157,486. During the six months ended April 30, 2010, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 150,000 Shares were redeemed in exchange for 150,000,000 Russian Rubles. As of April 30, 2010, the number of Russian Rubles owned by the Trust was 200,000,000 resulting in a redeemable capital share value of $6,845,447.

Growth in the Trust’s redeemable capital share value from $5,157,486 at October 31, 2009 to $6,845,447 at April 30, 2010 was primarily the result of an increase in the number of Shares outstanding from 150,000 at October 31, 2009 to 200,000 at April 30, 2010. This increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate, from 0.03434 at October 31, 2009 to 0.03422 at April 30, 2010.

Interest income increased from $16,448 for the three months ended April 30, 2009 to $17,461 for the three months ended April 30, 2010, attributable primarily to an increase in the weighted-average Russian Rubles in the Trust, but partially offset by a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above. Interest income decreased from $96,671 for the six months ended April 30, 2009 to $56,654 for the six months ended April 30, 2010, attributable primarily to a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by an increase in the weighted-average Russian Rubles in the Trust.

The only expense of the Trust during the three months and six months ended April 30, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $1,412 for the three months ended April 30, 2009 to $6,793 for the three months ended April 30, 2010, and the Sponsor’s fee increased from $4,023 for the six months ended April 30, 2009 to $15,633 for the six months ended April 30, 2010.

The Trust’s net income for the three months ended April 30, 2010 was $10,688, due to interest income of $17,461 exceeding the Sponsor’s fee of $6,793. The Trust’s net income for the six months ended April 30, 2010 was $41,021, due to interest income of $56,654 exceeding the Sponsor’s fee of $15,633.

Cash dividends per Share decreased from $0.51 for the three months ended April 30, 2009 to $0.07 per Share for the three months ended April 30, 2010, and decreased from $1.16 for the six months ended April 30, 2009 to $0.21 for the six months ended April 30, 2010. The decrease in cash dividends per share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

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

— Exchange Rate

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as described above with respect to fluctuations in the USD/Russian Ruble exchange rate and changes in the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2010, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2010 – 02/28/2010	50,000	$32.96
03/01/2010 – 03/31/2010	—	—
04/01/2010 – 04/30/2010	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM RUSSIAN RUBLE TRUST

	By:	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Russian Ruble Trust

Date: June 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)