Form 10-Q
period 2010-07-31
CurrencyShares Russian Ruble Trust
filed 2010-09-09
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34163

CurrencyShares® Russian Ruble Trust

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® RUSSIAN RUBLE TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2010, the three months ended July 31, 2009, the nine months ended July 31, 2010 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2010 and the year ended October 31, 2009	4

Statement of Cash Flows for the nine months ended July 31, 2010 and the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	July 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$6,599,128	$5,150,904
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	1,663	8,333

Total Assets	$6,600,791	$5,159,237

Liabilities and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,241	$1,751

Total Current Liabilities	2,241	1,751

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 200,000 and 150,000 issued and outstanding, respectively	6,598,550	5,157,486
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$6,600,791	$5,159,237

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Income
Interest income	$5,545	$26,950	$62,198	$123,621

Total Income	5,545	26,950	62,198	123,621

Expenses
Sponsor’s fee	(6,550)	(3,168)	(22,183)	(7,191)

Total Expenses	(6,550)	(3,168)	(22,183)	(7,191)

Net (Loss)/Income	$(1,005)	$23,782	$40,015	$116,430

Other Comprehensive Loss:
Currency translation adjustment	(16)	(27)	(559)	(13,035)

Total Comprehensive (Loss)/Income	$(1,021)	$23,755	$39,456	$103,395

Basic and Diluted Earnings per Share	$(0.01)	$0.22	$0.18	$1.49
Weighted-average Shares Outstanding	200,000	107,609	222,344	78,205
Cash Dividends per Share	$0.01	$0.23	$0.23	$1.25

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings, Beginning of Period	$—	$—
Net Income	40,015	150,363
Distributions Paid	(49,674)	(134,177)
Adjustment of redeemable capital shares to redemption value	9,659	(16,186)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(559)	(11,299)
Adjustment of redeemable capital shares to redemption value	559	11,299

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statement of Cash Flows

(Unaudited)

	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Cash flows from operating activities
Cash received for accrued income	$68,022	$106,372
Cash paid for expenses	(21,585)	(5,466)

Net cash provided by operating activities	46,437	100,906

Cash flows from financing activities
Cash received to purchase redeemable shares	6,667,535	6,261,382
Cash paid to redeem redeemable shares	(4,999,056)	(1,568,793)
Cash paid for distributions	(49,674)	(95,794)

Net cash provided by financing activities	1,618,805	4,596,795

Adjustment to period cash flows due to currency movement	(217,018)	55,114

Increase in cash	1,448,224	4,752,815
Cash at beginning of period	5,150,904	37

Cash at end of period	$6,599,128	$4,752,852

Reconciliation of net income to net cash provided by operating activities

Net income	$40,015	$116,430
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(1,663)	(12,149)
Prior period receivable from accrued interest	8,333	—
Currency translation adjustment	(738)	(4,992)
Accrued sponsor fee	2,241	1,617
Prior period accrued sponsor fee	(1,751)	—

Net cash provided by operating activities	$46,437	$100,906

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Russian Ruble Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 Russian Rubles in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Rydex Advisors II, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s audited financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are passed through to the Shareholders.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of Russian Rubles. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of Russian Rubles by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the nine months ended July 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 13,424, resulting in an ending Russian Ruble principal balance of 199,986,576. This equates to 6,599,128 USD. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000, resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$5,157,486	1	$37
Shares issued	200,000	6,667,535	200,000	6,337,258
Shares redeemed	(150,000)	(4,999,056)	(50,001)	(1,593,563)
Adjustment to period Shares due to currency movement and other	—	(227,415)	—	413,754

Ending balance	200,000	$6,598,550	150,000	$5,157,486

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Russian Rubles held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Russian Rubles in

USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Russian Rubles, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Trust Overview

CurrencyShares® Russian Ruble Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Russian Rubles and distributes Russian Rubles in connection with the redemption of Baskets.

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

The NAV is expressed in USD based on the USD/Russian Ruble exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 1,000 Russian Rubles:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2010 was an annual nominal rate of 0.60%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Russian Rubles from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period are set forth below. Annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAVs for the dates listed below.

XRU Distribution History – Current Period

Date	Value	NAV	Yield	Annualized Yield
5/3/2010	$0.00703	$34.23	0.02%	0.25%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Russian Ruble deposits (cash) are translated at the Closing Spot Rate as determined by WM/Reuters as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Russian Ruble in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of Russian Rubles owned by the Trust was 150,000,000, resulting in a redeemable capital share value of $5,157,486. During the nine months ended July 31, 2010, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 150,000 Shares were redeemed in exchange for 150,000,000 Russian Rubles. In addition, 13,424 Russian Rubles were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2010, the number of Russian Rubles owned by the Trust was 199,986,576, resulting in a redeemable capital share value of $6,598,550.

Growth in the Trust’s redeemable capital share value from $5,157,486 at October 31, 2009 to $6,598,550 at July 31, 2010 was primarily the result of an increase in the number of Shares outstanding from 150,000 at October 31, 2009 to 200,000 at July 31, 2010. This increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate, from 0.03434 at October 31, 2009 to 0.033 at July 31, 2010.

Interest income decreased from $26,950 for the three months ended July 31, 2009 to $5,545 for the three months ended July 31, 2010, and decreased from $123,621 for the nine months ended July 31, 2009 to $62,198 for the nine months ended July 31, 2010, attributable primarily to a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by an increase in the weighted-average Russian Rubles in the Trust.

The only expense of the Trust during the three months and nine months ended July 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $3,168 for the three months ended July 31, 2009 to $6,550 for the three months ended July 31, 2010, and increased from $7,191 for the nine months ended July 31, 2009 to $22,183 for the nine months ended July 31, 2010.

The Trust’s net loss for the three months ended July 31, 2010 was $1,005, due to interest income of $5,545 exceeding the Sponsor’s fee of $6,550. The Trust’s net income for the nine months ended July 31, 2010 was $40,015, due to interest income of $62,198 exceeding the Sponsor’s fee of $22,183.

Cash dividends per Share decreased from $0.23 for the three months ended July 31, 2009 to $0.01 per Share for the three months ended July 31, 2010, and decreased from $1.25 for the nine months ended July 31, 2009 to $0.23 for the nine months ended July 31, 2010. The decrease in cash dividends per share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Russian Ruble Trust

Date: September 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)