Form 10-K
period 2010-10-31
CurrencyShares Russian Ruble Trust
filed 2011-01-14
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Aggregate market value of 200,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2010 as reported by NYSE Arca on that date: $6,846,000.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Russian Ruble Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Shares began trading on NYSE Arca under the ticker symbol “XRU” on November 13, 2008. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Russian Ruble and distributes Russian Ruble in connection with the redemption of Baskets.

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

The Trust

General

The Trust holds Russian Rubles and, from time to time, issues Baskets in exchange for deposits of Russian Rubles and distributes Russian Rubles in connection with redemptions of Baskets. The Russian Rubles held by the Trust will be sold only if needed to pay Trust expenses, in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation.

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Rydex Specialized Products LLC, a Delaware limited liability company.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Ruble in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $28,791 for the fiscal year ended October 31, 2010.

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

Limited Rights

The Shares are not a traditional investment. They are dissimilar from the shares of a corporation operating a business enterprise, with management and a board of directors. Trust Shareholders do not have rights normally associated with owning shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Shareholders’ have only those rights explicitly set forth in the Depositary Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as described herein, any redemption or distribution rights.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation nor the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Russian Rubles deposited in them are a deposit insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The principal offices of the Sponsor and the Trust are at 9601 Blackwell Road, Suite 500, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2010 and October 31, 2009:

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$36.61	$31.39
April 30, 2010	$34.65	$32.35
July 31, 2010	$34.00	$30.90
October 31, 2010	$33.69	$31.46

Fiscal Year Ended October 31, 2009:	High	Low
Quarter Ended
January 31, 2009	$36.70	$27.87
April 30, 2009	$30.52	$27.00
July 31, 2009	$33.77	$30.42
October 31, 2009	$34.82	$30.95

The number of record holders of Shares of the registrant as of November 30, 2010 was approximately 41.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2010, October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008.

	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Interest income	$66,777	$162,501	$—

Total Income	66,777	162,501	—

Expenses
Sponsor’s fee	(28,791)	(12,138)	—

Total Expenses	(28,791)	(12,138)	—
Net (Loss)/Income	$37,986	$150,363	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	(536)	(11,299)	(4)

Total Comprehensive (Loss)/Income	$37,450	$139,064	$(4)

Basic and Diluted Earnings per Share	$0.18	$1.58	$—
Weighted-average Shares Outstanding	216,712	94,932	1
Cash Dividends per Share	$0.23	$1.43	$—

As of October 31, 2010, total assets were $6,480,661, and for the fiscal year ended October 31, 2010, net cash flows were $1,326,722.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Russian Ruble, as the value of the Shares relates directly to the value of the Russian Rubles held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section in this report for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2010 was an annual nominal rate of 1.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Trust’s Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Russian Rubles from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2010.

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

The functional currency of the Trust is the Russian Ruble in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2009 the number of Russian Rubles owned by the Trust was 150,000,000, resulting in a redeemable capital share value of $5,157,486. During the fiscal year ended October 31, 2010, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 150,000 Shares were redeemed in exchange for 150,000,000 Russian Rubles. In addition, 118,587 Russian Ruble were withdrawn to the portion of Sponsor’s fee that exceeded the interest earned. As of October 31, 2010, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital share value of $6,478,461.

The increase in the Trust’s redeemable capital share value from $5,157,486 at October 31, 2009 to $6,478,461 at October 31, 2010, was primarily the result of an increase in the number of shares outstanding from 150,000 at October 31, 2009 to 200,000 at October 31, 2010. This increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 0.03434 at October 31, 2009 to 0.03241 at October 31, 2010.

Interest income decreased from $162,501 for the year ended October 31, 2009 to $66,777 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $12,138 for the period ended October 31, 2009 to $28,791 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2010 was $37,986 as a result of the interest income of $66,777 exceeding the Sponsor’s fee of $28,791.

Cash dividends per share increased from $1.43 per Share for the period ended October 31, 2009 to $0.23 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Russian Ruble exchange rate and the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal year ended October 31, 2010 and PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2009:

	2010	2009
Audit Fees	$25,778	$35,889
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,778	$35,889

PART IV

Item 15.	Exhibits And Financial Statement Schedules

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

CurrencyShares® Russian Ruble Trust

Financial Statements as of October 31, 2010

Index

Page
Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-5

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Russian Ruble Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Russian Ruble Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of financial condition at October 31, 2009, the statement of changes in shareholders’ equity for the year ended October 31, 2009, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended October 31, 2009 and 2008 were audited by other auditors whose report, dated January 14, 2010, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Russian Ruble Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Russian Ruble Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$6,477,626	$5,150,904
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	3,035	8,333

Total Current Assets	$6,480,661	$5,159,237

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,200	$1,751

Total Current Liabilities	2,200	1,751

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized, – 200,000 and 150,000 issued and outstanding, respectively	6,478,461	5,157,486
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$6,480,661	$5,159,237

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Interest Income	$66,777	$162,501	$—

Total Income	66,777	162,501	—

Expenses
Sponsor’s fee	(28,791)	(12,138)	—

Total Expenses	(28,791)	(12,138)	—
Net Income	$37,986	$150,363	$—

Other Comprehensive Loss:
Currency translation adjustment	(536)	(11,299)	(4)

Total Comprehensive Income/(Loss)	$37,450	$139,064	$(4)

Basic and Diluted Earnings per share	$0.18	$1.58	$—
Weighted-average Shares Outstanding	216,712	94,932	1
Cash Dividends per Share	$0.23	$1.43	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Retained Earnings, Beginning of Year/Period	$—	$—	$—
Net Income	37,986	150,363	—
Distributions Paid	(49,472)	(134,177)	—
Adjustment of redeemable capital shares to redemption value	11,486	(16,186)	—

Retained Earnings, End of Year/Period	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year/Period	$—	$—	$—
Currency translation adjustment	(536)	(11,299)	(4)
Adjustment of redeemable capital shares to redemption value	536	11,299	4

Cumulative Translation Adjustment, End of Year/Period	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$70,944	$149,666	$—
Cash paid for expenses	(28,185)	(10,321)	—

Net cash provided by operating activities	42,759	139,345	—

Cash flows from financing activities
Cash received to purchase redeemable shares	6,640,392	6,337,258	41
Cash paid to redeem redeemable shares	(4,978,705)	(1,593,563)	—
Cash paid for distributions	(49,472)	(134,177)	—

Net cash provided by financing activities	1,612,215	4,609,518	41

Adjustment to period cash flows due to currency movement	(328,252)	402,004	(4)

Increase/(Decrease) in cash	1,326,722	5,150,867	(4)
Cash at beginning of year/period	5,150,904	37	—

Cash at end of year/period	$6,477,626	$5,150,904	$37

Reconciliation of net income to net cash provided by operating activities

Net income	$37,986	$150,363	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(3,035)	(8,333)	—
Prior period receivable from accrued interest	8,333	—	—
Currency translation adjustment	(974)	(4,436)	—
Accrued sponsor fee	2,200	1,751	—
Prior period accrued sponsor fee	(1,751)	—	—

Net cash provided by operating activities	$42,759	$139,345	$—

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00417 per share with an ex-dividend date of November 1, 2010 was paid on November 8, 2010.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the year ended October 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 118,587, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,477,626 USD. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000, resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD. For the period from August 8, 2008 (date of inception) to October 31, 2008, there were Russian Ruble principal deposits of 1,000 and no Russian Ruble principal redemptions resulting in an ending Russian Ruble principal balance of 1,000. This equates to 37 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2010		Year ended October 31, 2009		August 8, 2008 [Date of Inception] to October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$5,157,486	1	$37	—	$—
Shares issued	200,000	6,640,392	200,000	6,337,258	1	41
Shares redeemed	(150,000)	(4,978,705)	(50,001)	(1,593,563)	—	—
Adjustment to period Shares due to currency movement and other	—	(340,712)	—	413,754	—	(4)

Ending balance	200,000	$6,478,461	150,000	$5,157,486	1	$37

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$4,578	$5,545	$17,461	$39,193

Total Income	4,578	5,545	17,461	39,193

Expenses
Sponsor’s fee	(6,607)	(6,550)	(6,793)	(8,841)

Total Expenses	(6,607)	(6,550)	(6,793)	(8,841)
Net (Loss)/Income	$(2,029)	$(1,005)	$10,668	$30,352
Other Comprehensive Income/(Loss):
Currency translation adjustment	23	(16)	142	(685)

Total Comprehensive (Loss)/Income	$(2,006)	$(1,021)	$10,810	$29,667

Basic and Diluted Earnings per Share	$(0.01)	$(0.01)	$0.05	$0.12
Weighted-average Shares Outstanding	200,000	200,000	204,494	261,957
Cash Dividends per Share	$—	$0.01	$0.07	$0.13

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$38,880	$26,950	$16,448	$80,223

Total Income	38,880	26,950	16,448	80,223

Expenses
Sponsor’s fee	(4,947)	(3,168)	(1,412)	(2,611)

Total Expenses	(4,947)	(3,168)	(1,412)	(2,611)
Net Income	$33,933	$23,782	$15,036	$77,612
Other Comprehensive Income/(Loss):
Currency translation adjustment	1,736	(27)	685	(13,693)

Total Comprehensive Income	$35,669	$23,755	$15,721	$63,919

Basic and Diluted Earnings per Share	$0.23	$0.22	$0.30	$1.02
Weighted-average Shares Outstanding	150,000	107,609	50,000	76,087
Cash Dividends per Share	$0.26	$0.23	$0.51	$0.63

6.	Sponsor’s Fee

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

7.	Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers.

8.	Concentration Risk

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

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2011.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Russian Ruble Trust

	By:	/s/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS Nick Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2011

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2011

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.