Form 10-Q
period 2011-01-31
CurrencyShares Russian Ruble Trust
filed 2011-03-11
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$6,712,385	$6,477,626
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	3,807	3,035

Total Current Assets	$6,716,192	$6,480,661

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,280	$2,200

Total Current Liabilities	2,280	2,200

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized, – 200,000 issued and outstanding	6,713,912	6,478,461
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$6,716,192	$6,480,661

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Interest Income	$18,750	$39,193

Total Income	18,750	39,193

Expenses
Sponsor’s fee	(6,573)	(8,841)

Total Expenses	(6,573)	(8,841)
Net Income	$12,177	$30,352

Other Comprehensive Income/(Loss):
Currency translation adjustment	364	(685)

Total Comprehensive Income	$12,541	$29,667

Basic and Diluted Earnings per Share	$0.06	$0.12
Weighted-average Shares Outstanding	200,000	261,957
Cash Dividends per Share	$0.06	$0.13

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	12,177	37,986
Distributions Paid	(11,534)	(49,472)
Adjustment of redeemable capital shares to redemption value	(643)	11,486

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	364	(536)
Adjustment of redeemable capital shares to redemption value	(364)	536

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash received for accrued income	$18,107	$39,350
Cash paid for expenses	(6,573)	(7,695)

Net cash provided by operating activities	11,534	31,655

Cash flows from financing activities
Cash received to purchase redeemable shares	—	6,751,406
Cash paid to redeem redeemable shares	—	(3,374,804)
Cash paid for distributions	(11,534)	(34,972)

Net cash (used in)/provided by financing activities	(11,534)	3,341,630

Adjustment to period cash flows due to currency movement	234,759	(281,185)

Increase in cash	234,759	3,092,100
Cash at beginning of period	6,477,626	5,150,904

Cash at end of period	$6,712,385	$8,243,004

Reconciliation of net income to net cash provided by operating activities

Net Income	$12,177	$30,352
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(3,807)	(7,848)
Prior period receivable from accrued interest	3,035	8,333
Currency translation adjustment	49	(232)
Accrued sponsor fee	2,280	2,801
Prior period accrued sponsor fee	(2,200)	(1,751)

Net cash provided by operating activities	$11,534	$31,655

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.00762 per share with an ex-dividend date of February 1, 2011 was paid on February 8, 2011.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the three months ended January 31, 2011, there were no Russian Ruble principal deposits and there were no Russian Ruble principal redemptions, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,712,385 USD. For the year ended October 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 118,587, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,477,626 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	200,000	$6,478,461	150,000	$5,157,486
Shares issued	—	—	200,000	6,640,392
Shares redeemed	—	—	(150,000)	(4,978,705)
Adjustment to period Shares due to currency movement and other	—	235,451	—	(340,712)

Ending balance	200,000	$6,713,912	200,000	$6,478,461

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

XRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2011	$0.02478	$32.76	0.08%	0.89%
12/1/2010	$0.02799	$31.75	0.09%	1.07%
11/1/2010	$0.00417	$32.39	0.01%	0.15%

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Russian Ruble in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital share value of $6,478,461. During the three months ended January 31, 2011, no additional Shares were created and no Shares were redeemed. As of January 31, 2011, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital share value of $6,713,912.

The increase in the Trust’s redeemable capital share value from $6,478,461 at October 31, 2010 to $6,713,912 at January 31, 2011 was primarily the result of an increase in the Closing Spot Rate from 0.03241at October 31, 2010 to 0.03358 at January 31, 2011.

Interest income decreased from $39,193 for the three months ended January 31, 2010 to $18,750 for the three months ended January 31, 2011, attributable primarily to a decrease in the weighted-average Russian Rubles in the Trust coupled with a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee decreased from $8,841 for the three months ended January 31, 2010 to $6,573 for the three months ended January 31, 2011. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2011 was $12,177 as a result of the interest income of $18,750 exceeding the Sponsor’s fee of $6,573.

Cash dividends per Share decreased from $0.12 for the three months ended January 31, 2010 to $0.06 per Share for the three months ended January 31, 2011. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Russian Ruble Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)