Form 10-Q
period 2011-04-30
CurrencyShares Russian Ruble Trust
filed 2011-06-09
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURES	16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$9,126,838	$6,477,626
Russian Ruble deposits, non-interest bearing	1,056	—
Receivable from accrued interest	8,824	3,035

Total Current Assets	$9,136,718	$6,480,661

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,441	$2,200

Total Current Liabilities	2,441	2,200

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 250,000 and 200,000 issued and outstanding	9,134,277	6,478,461
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$9,136,718	$6,480,661

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Interest Income	$18,549	$17,461	$37,299	$56,654

Total Income	18,549	17,461	37,299	56,654

Expenses
Sponsor’s fee	(5,852)	(6,793)	(12,426)	(15,633)

Total Expenses	(5,852)	(6,793)	(12,426)	(15,633)
Net Income	$12,697	$10,668	$24,873	$41,021

Other Comprehensive Income/(Loss):
Currency translation adjustment	544	142	908	(544)

Total Comprehensive Income	$13,241	$10,810	$25,781	$40,477

Basic and Diluted Earnings per Share	$0.07	$0.05	$0.13	$0.18
Weighted-average Shares Outstanding	177,528	204,494	188,950	233,702
Cash Dividends per Share
	$0.05	$0.07	$0.10	$0.21

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	24,873	37,986
Distributions Paid	(19,639)	(49,472)
Adjustment of redeemable capital shares to redemption value	(5,234)	11,486

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	908	(536)
Adjustment of redeemable capital shares to redemption value	(908)	536

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash received for accrued income	$32,290	$61,250
Cash paid for expenses	(12,480)	(15,136)

Net cash provided by operating activities	19,810	46,114

Cash flows from financing activities
Cash received to purchase redeemable shares	3,374,433	6,755,143
Cash paid to redeem redeemable shares	(1,686,900)	(5,064,741)
Cash paid for distributions	(19,639)	(48,940)

Net cash provided by financing activities	1,667,894	1,641,462

Adjustment to period cash flows due to currency movement	962,564	5,561

Increase in cash	2,650,268	1,693,137
Cash at beginning of period	6,477,626	5,150,904

Cash at end of period	$9,127,894	$6,844,041

Reconciliation of net income to net cash provided by operating activities

Net Income	$24,873	$41,021
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(8,824)	(3,656)
Prior period receivable from accrued interest	3,035	8,333
Currency translation adjustment	485	(83)
Accrued sponsor fee	2,441	2,250
Prior period accrued sponsor fee	(2,200)	(1,751)

Net cash provided by operating activities	$19,810	$46,114

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Russian Ruble Trust (the “Trust”) was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 1,000 Russian Rubles in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Russian Ruble in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Russian Rubles to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.02672 per share with an ex-dividend date of May 2, 2011 was paid on May 9, 2011.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the six months ended April 30, 2011, there were Russian Ruble principal deposits of 99,940,706 and Russian Ruble principal redemptions of 49,970,353, resulting in an ending Russian Ruble principal balance of 249,851,766. This equates to 9,126,838 USD. For the year ended October 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 118,587, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,477,626 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	200,000	$6,478,461	150,000	$5,157,486
Shares issued	100,000	3,374,433	200,000	6,640,392
Shares redeemed	(50,000)	(1,686,900)	(150,000)	(4,978,705)
Adjustment to period Shares due to currency movement and other	—	968,283	—	(340,712)

Ending balance	250,000	$9,134,277	200,000	$6,478,461

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 3.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

XRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
4/1/2011	$0.02570	$35.19	0.07%	0.86%
3/1/2011	$0.01686	$34.65	0.05%	0.63%
2/1/2011	$0.00762	$33.57	0.02%	0.27%

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

Results of Operations

As of October 31, 2010, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital Share value of $6,478,461. During the six months ended April 30, 2011, 100,000 Shares were created in exchange for 99,940,706 Russian Rubles and 50,000 Shares were redeemed in exchange for 49,970,353 Russian Rubles. As of April 30, 2011, the number of Russian Rubles owned by the Trust was 249,851,766, resulting in a redeemable capital Share value of $9,134,277.

The increase in the Trust’s redeemable capital Share value from $6,478,461 at October 31, 2010 to $9,134,277 at April 30, 2011 was primarily the result of an increase in the Shares outstanding from 200,000 at October 31, 2010 to 250,000 at April 30, 2011 coupled with an increase in the Closing Spot Rate from 0.03241at October 31, 2010 to 0.03653 at April 30, 2011.

Interest income increased from $17,461 for the three months ended April 30, 2010 to $18,549 for the three months ended April 30, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average Russian Rubles in the Trust. Interest income decreased from $56,654 for the six months ended April 30, 2010 to $37,299 for the six months ended April 30, 2011, attributable primarily to a decrease in the weighted-average Russian Rubles in the Trust coupled with a reduction in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee decreased from $6,793 for the three months ended April 30, 2010 to $5,852 for the three months ended April 30, 2011, and decreased from $15,633 for the six months ended April 30, 2010 to $12,426 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended April 30, 2011 was $12,697 due to the interest income of $18,549 exceeding the Sponsor’s fee of $5,852. The Trust’s net income for the six months ended April 30, 2011 was $24,873 due to the interest income of $37,299 exceeding the Sponsor’s fee of 12,426.

Cash dividends per Share decreased from $0.07 for the three months ended April 30, 2010 to $0.05 per Share for the three months ended April 30, 2011, and decreased from $0.21 for the six months ended April 30, 2010 to $0.10 per Share for the six months ended April 30, 2011. The decrease in cash dividends per Share was primarily the result of a reduction in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	50,000	$33.95
03/01/2011 – 03/31/2011	—	$—
04/01/2011 – 04/30/2011	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares®
Russian Ruble Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda Chief Financial Officer (principal financial officer)