Form 10-Q
period 2011-07-31
CurrencyShares Russian Ruble Trust
filed 2011-09-09
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2011, the three months ended July 31, 2010, the nine months ended July 31, 2011 and the nine months ended July 31, 2010	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the nine months ended July 31, 2011 and the nine months ended July 31, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

Part II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	15

SIGNATURES	16

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	July 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$5,424,014	$6,477,626
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	8,946	3,035

Total Current Assets	$5,432,960	$6,480,661

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,844	$2,200

Total Current Liabilities	1,844	2,200
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 150,000 and 200,000 issued and outstanding	5,431,116	6,478,461
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$5,432,960	$6,480,661

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2011	Three months ended July 31, 2010	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Income
Interest Income	$34,061	$5,545	$71,359	$62,198

Total Income	34,061	5,545	71,359	62,198
Expenses
Sponsor’s fee	(6,905)	(6,550)	(19,330)	(22,183)

Total Expenses	(6,905)	(6,550)	(19,330)	(22,183)
Net Income/(Loss)	$27,156	$(1,005)	$52,029	$40,015

Other Comprehensive Income/(Loss):
Currency translation adjustment	294	(16)	1,202	(559)

Total Comprehensive Income/(Loss)	$27,450	$(1,021)	$53,231	$39,456

Basic and Diluted Earnings per Share	$0.15	$(0.01)	$0.28	$0.18
Weighted-average Shares Outstanding	183,696	200,000	187,179	222,344
Cash Dividends per Share	$0.14	$0.01	$0.24	$0.23

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Income	52,029	37,986
Distributions Paid	(45,265)	(49,472)
Adjustment of redeemable capital shares to redemption value	(6,764)	11,486

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,202	(536)
Adjustment of redeemable capital shares to redemption value	(1,202)	536

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2011	Nine months ended July 31, 2010
Cash flows from operating activities
Cash received for accrued income	$65,476	$68,022
Cash paid for expenses	(19,909)	(21,585)

Net cash provided by operating activities	45,567	46,437
Cash flows from financing activities
Cash received to purchase redeemable shares	3,440,489	6,667,535
Cash paid to redeem redeemable shares	(5,160,538)	(4,999,056)
Cash paid for distributions	(45,265)	(49,674)

Net cash (used in)/provided by financing activities	(1,765,314)	1,618,805
Adjustment to period cash flows due to currency movement	666,135	(217,018)

(Decrease)/Increase in cash	(1,053,612)	1,448,224
Cash at beginning of period	6,477,626	5,150,904

Cash at end of period	$5,424,014	$6,599,128

Reconciliation of net income to net cash provided by operating activities
Net Income	$52,029	$40,015
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(8,946)	(1,663)
Prior period receivable from accrued interest	3,035	8,333
Currency translation adjustment	(195)	(738)
Accrued sponsor fee	1,844	2,241
Prior period accrued sponsor fee	(2,200)	(1,751)

Net cash provided by operating activities	$45,567	$46,437

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Russian Ruble deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Russian Ruble exchange rate as determined by WM Company at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.04734 per share with an ex-dividend date of August 1, 2011 was paid on August 8, 2011.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the nine months ended July 31, 2011, there were Russian Ruble principal deposits of 99,940,706 and Russian Ruble principal redemptions of 149,911,060, resulting in an ending Russian Ruble principal balance of 149,911,059. This equates to 5,424,014 USD. For the year ended October 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 118,587, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,477,626 USD.

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	200,000	$6,478,461	150,000	$5,157,486
Shares issued	100,000	3,440,489	200,000	6,640,392
Shares redeemed	(150,000)	(5,160,538)	(150,000)	(4,978,705)
Adjustment to period Shares due to currency movement and other	—	672,704	—	(340,712)

Ending balance	150,000	$5,431,116	200,000	$6,478,461

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Russian Rubles held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Russian Rubles in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Russian Rubles, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Russian Ruble in the Trust at the end of the preceding day accrued but unpaid interest, if any, Russian Rubles receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Russian Rubles payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ Russian Ruble exchange rate as determined by WM Company as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2011 was an annual nominal rate of 2.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

XRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
7/1/2011	$0.04053	$35.84	0.11%	1.38%
6/1/2011	$0.05437	$35.76	0.15%	1.79%
5/2/2011	$0.02672	$36.54	0.07%	0.89%

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

Results of Operations

As of October 31, 2010, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital Share value of $6,478,461. During the nine months ended July 31, 2011, 100,000 Shares were created in exchange for 99,940,706 Russian Rubles and 150,000 Shares were redeemed in exchange for 149,911,060 Russian Rubles. As of July 31, 2011, the number of Russian Rubles owned by the Trust was 149,911,059, resulting in a redeemable capital Share value of $5,431,116.

The decrease in the Trust’s redeemable capital Share value from $6,478,461 at October 31, 2010 to $5,431,116 at July 31, 2011 was primarily the result of a decrease in the Shares outstanding from 200,000 at October 31, 2010 to 150,000 at July 31, 2011. This decrease in redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.03241at October 31, 2010 to 0.03618 at July 31, 2011.

Interest income increased from $5,545 for the three months ended July 31, 2010 to $34,061 for the three months ended July 31, 2011, and increased from $62,198 for the nine months ended July 31, 2010 to $71,359 for the nine months ended July 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average Russian Rubles in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to an increase in the Closing Spot Rate, as set forth in the chart above, but partially offset by a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $6,550 for the three months ended July 31, 2010 to $6,905 for the three months ended July 31, 2011. Due primarily to a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee decreased from $22,183 for the nine months ended July 31, 2010 to $19,330 for the nine months ended July 31, 2011. The only expense of the Trust during the three months and nine months ended July 31, 2011 was the Sponsor’s fee.

The Trust’s net income for the three months ended July 31, 2011 was $27,156 due to the interest income of $34,061 exceeding the Sponsor’s fee of $6,905. The Trust’s net income for the nine months ended July 31, 2011 was $52,029 due to the interest income of $71,359 exceeding the Sponsor’s fee of $19,330.

Cash dividends per Share increased from $0.01 for the three months ended July 31, 2010 to $0.14 per Share for the three months ended July 31, 2011, and increased from $0.23 for the nine months ended July 31, 2010 to $0.24 per Share for the nine months ended July 31, 2011. The increase in cash dividends per Share was primarily the result of a rise in the annual nominal interest rate paid by the Depository.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Russian Ruble exchange rate and the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March  10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2011, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2011 – 05/31/2011	—	$—
06/01/2011 – 06/30/2011	100,000	$35.81
07/01/2011 – 07/31/2011	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® RUSSIAN RUBLE TRUST
	By	Rydex Specialized Products LLC, Sponsor of the CurrencyShares® Russian Ruble Trust

Date: September 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)