Form 10-K
period 2011-10-31
CurrencyShares Russian Ruble Trust
filed 2012-01-13
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Aggregate market value of 250,000 shares of registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2011 as reported by NYSE Arca on that date: $9,182,500.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Russian Ruble Trust (the “Trust”) is a grantor trust that was formed on August 7, 2008. The Shares are listed on NYSE Arca under the ticker symbol “FXRU.” The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Russian Ruble and distributes Russian Ruble in connection with the redemption of Baskets.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Ruble in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $25,550 for the fiscal year ended October 31, 2011.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Russian Ruble in the Trust at the end of the preceding day accrued but unpaid interest, Russian Rubles receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Russian Rubles payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ Russian Ruble exchange rate as determined by The World Markets Company PLC, a State Street business, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Russian Ruble deposit balances.

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Shares

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Russian Rubles owned by the Trust, plus accrued and unpaid interest, if any, less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Depositary Trust Agreement.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do

so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Before initiating a creation or redemption order, an Authorized Participant must have entered into a Participant Agreement with the Sponsor and the Trustee. The Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of Russian Rubles required for creations and redemptions. The Participant Agreements may be amended by the Trustee and the Sponsor. Authorized Participants pay a transaction fee of $500 to the Trustee for each order that they place to create or redeem one or more Baskets. In addition to the $500 transaction fee paid to the Trustee, Authorized Participants pay a variable fee to the Sponsor for creation orders and redemption orders of two or more Baskets to compensate the Sponsor for costs associated with the registration of Shares. The variable fee paid to the Sponsor by an Authorized Participant will not exceed $2,000 for each creation or redemption order, as set forth in the Participant Agreement. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust. No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The Shares are designed to reflect the price of the Russian Ruble, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Russian Ruble, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the Russian Ruble may not maintain its long-term value in terms of purchasing power in the future. When the price of the Russian Ruble declines, the Sponsor expects the price of a Share to decline as well.

The USD/Russian Ruble exchange rate, like foreign exchange rates in general, can be volatile and difficult to predict. This volatility could materially and adversely affect the performance of the Shares.

Foreign exchange rates are influenced by the factors identified immediately above and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/Russian Ruble exchange rate could materially and adversely affect the performance of the Shares.

In the past, the Trustee has withdrawn Russian Rubles from the Trust to pay expenses, reducing the amount of Russian Rubles represented by each Share and potentially resulting in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Russian Ruble held by the Trust. In the past, the amount of interest earned by the Trust did not exceed the Trust’s expenses; accordingly, the Trustee was required to withdraw Russian Rubles from the Trust to pay these excess expenses. In recent months, the amount of interest earned has exceeded expenses. If and when the amount of interest earned does not exceed expenses, the amount of Russian Rubles represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Russian Rubles into the Trust, as the amount of Russian Rubles required to create Shares will proportionately reflect the amount of Russian Rubles represented by the Shares outstanding at the time of creation. If and when the amount of interest earned does not exceed expenses, the Shares will only maintain their original price if the price of the Russian Ruble increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

Investors should be aware that a gradual decline in the amount of Russian Rubles represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Russian Rubles. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

The payment of expenses by the Trust will result in a taxable event to Shareholders. To the extent Trust expenses exceed interest paid to the Trust, a gain or loss may be recognized by Shareholders depending on the tax basis of the tendered Russian Rubles.

The interest rate paid by the Depository, if any, may not be the best rate available. If the Sponsor determines that the interest rate is inadequate, then its sole recourse is to remove the Depository and terminate the Deposit Accounts.

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Russian Rubles in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in the British Bank Association LIBOR Overnight rate for the Russian Ruble (BBA rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Russian Rubles to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

If the Trust incurs expenses in USD, the Trust would be required to sell Russian Rubles to pay these expenses. The sale of the Trust’s Russian Rubles to pay expenses in USD at a time of low Russian Ruble prices could adversely affect the value of the Shares.

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

Neither the Shares nor the Deposit Accounts and the Russian Rubles deposited in them are a deposits insured against loss by the FDIC or any other federal agency. Deposits may have only limited protection under the Financial Services Compensation Scheme of England.

If the Depository becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository or the U.S. bank of which it is a branch, there may be a delay and costs incurred in recovering the Russian Rubles held in the Deposit Accounts.

Russian Rubles deposited in the Deposit Accounts by an Authorized Participant are commingled with Russian Rubles deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Russian Rubles held in the Deposit Accounts are not segregated from the Depository’s other assets. The Trust has no proprietary rights in or to any specific Russian Rubles held by the Depository and will be an unsecured creditor of the Depository with respect to the Russian Rubles held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Russian Rubles deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

Only Authorized Participants may create or redeem Baskets through the Trust. All other investors that desire to purchase or sell Shares must do so through NYSE Arca or in other markets, if any, in which the Shares are traded.

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

The Bank of New York Mellon and an affiliate of the Sponsor have entered into a License Agreement granting the Sponsor’s affiliate a license to certain patent applications made by The Bank of New York Mellon covering systems and methods for securitizing a commodity. The Sponsor’s affiliate has sublicensed the license to the Sponsor. The license is limited to a non-exclusive grant for the life of The Bank of New York Mellon’s patents and patent applications. The License Agreement provides that each of the parties may provide notice of intent to terminate the License Agreement in the event the other party commits a material breach. If the License Agreement is terminated and one or more of The Bank of New York Mellon’s patent applications issue as patents, then The Bank of New York Mellon may claim that the operation of the Trust violates its patent or patents and seek an injunction forcing the Trust to cease operation and the Shares to cease trading. In that case, the Trust might be forced to terminate and liquidate, which would adversely affect Shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal offices of the Sponsor and the Trust are at 805 King Farm Boulevard, Suite 600, Rockville, Maryland 20850, which is leased by an affiliate of the Sponsor. Neither the Sponsor nor the Trust owns or leases any other property.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2011 and October 31, 2010:

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$33.68	$31.55
April 30, 2011	$36.73	$33.50
July 31, 2011	$36.72	$34.77
October 31, 2011	$36.26	$29.21

Fiscal Year Ended October 31, 2010:	High	Low
Quarter Ended
January 31, 2010	$36.61	$31.39
April 30, 2010	$34.65	$32.35
July 31, 2010	$34.00	$30.90
October 31, 2010	$33.69	$31.46

The number of record holders of Shares of the registrant as of November 30, 2011 was approximately 43.

Although the Trust does not purchase Shares directly from its Shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	—	$—
October	50,000	$32.61

The Trust’s cash dividends per Share declared during the two fiscal years ended October 31 are as follows:

Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
November 1, 2010	$0.00417	November 2, 2009	$0.04381
December 1, 2010	$0.02799	December 1, 2009	$0.04170
January 3, 2011	$0.02478	January 4, 2010	$0.05521
February 1, 2011	$0.00762	February 1, 2010	$0.02016
March 1, 2011	$0.01686	March 1, 2010	$0.02328
April 1, 2011	$0.02570	April 1, 2010	$0.02051
May 2, 2011	$0.02672	May 3, 2010	$0.00703
June 1, 2011	$0.05437	June 1, 2010	$—
July 1, 2011	$0.04053	July 1, 2010	$—
August 1, 2011	$0.04734	August 2, 2010	$—
September 1, 2011	$0.05200	September 1, 2010	$—
October 3, 2011	$0.05779	October 1, 2010	$—

In the future, to the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2011, October 31, 2010, October 31, 2009 and the period from August 8, 2008 (date of inception) to October 31, 2008.

	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	August 8, 2008 [Date of Inception] to October 31, 2008
Income
Interest income	$114,917	$66,777	$162,501	$—

Total Income	114,917	66,777	162,501	—

Expenses
Sponsor’s fee	(25,550)	(28,791)	(12,138)	—

Total Expenses	(25,550)	(28,791)	(12,138)	—
Net (Loss)/Income	$89,367	$37,986	$150,363	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,166	(536)	(11,299)	(4)

Total Comprehensive (Loss)/Income	$90,533	$37,450	$139,064	$(4)

Basic and Diluted Earnings per Share	$0.48	$0.18	$1.58	$—
Weighted-average Shares Outstanding	186,575	216,712	94,932	1
Cash Dividends per Share	$0.40	$0.23	$1.43	$—

As of October 31, 2011, total assets were $6,624,950, and for the fiscal year ended October 31, 2011, net cash flows were $128,059.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2011 was an annual nominal rate of 4.35%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/3/2011	$0.05779	$31.06	0.19%	2.26%
9/1/2011	$0.05200	$34.69	0.15%	1.76%
8/1/2011	$0.04734	$36.21	0.13%	1.54%

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

Results of Operations

As of October 31, 2009 the number of Russian Rubles owned by the Trust was 150,000,000, resulting in a redeemable capital share value of $5,157,486. During the fiscal year ended October 31, 2010, an additional 200,000 Shares were created in exchange for 200,000,000 Russian Rubles and 150,000 Shares were redeemed in exchange for 150,000,000 Russian Rubles. In addition, 118,587 Russian Ruble were withdrawn to the portion of Sponsor’s fee that exceeded the interest earned. As of October 31, 2010, the number of Russian Rubles owned by the Trust was 199,881,413, resulting in a redeemable capital share value of $6,478,461. During the year ended October 31, 2011, an additional 150,000 shares were created in exchange for 149,911,060 Russian Rubles and 200,000 shares were redeemed in exchange for 199,881,413 Russian Rubles. As of October 31, 2011, the number of Russian Rubles owned by the Trust was 149,911,060, resulting in a redeemable capital share value of $4,967,027.

The decrease in the Trust’s redeemable capital share value from $6,478,461 at October 31, 2010 to $4,967,027 at October 31, 2011, was primarily the result of a decrease in the number of shares outstanding from 200,000 at October 31, 2010 to 150,000 at October 31, 2011. This decrease in redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 0.03241 at October 31, 2010 to 0.03305 at October 31, 2011. The increase in the Trust’s redeemable capital share value from $5,157,486 at October 31, 2009 to $6,478,461 at October 31, 2010, was primarily the result of an increase in the number of shares outstanding from 150,000 at October 31, 2009 to 200,000 at October 31, 2010. This increase in redeemable capital share value was partially offset by a decrease in the Closing Spot Rate from 0.03434 at October 31, 2009 to 0.03241 at October 31, 2010.

Interest income increased from $66,777 for the year ended October 31, 2010 to $114,917 for the year ended October 31, 2011, attributable primarily to an increase in the annual nominal interest rate paid by the Depository as set forth in the chart above. Interest income decreased from $162,501 for the year ended October 31, 2009 to $66,777 for the year ended October 31, 2010, attributable primarily to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee decreased from $28,791 for the period ended October 31, 2010 to $25,550 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee increased from $12,138 for the period ended October 31, 2009 to $28,791 for the year ended October 31, 2010. The only expense of the Trust during the year ended October 31, 2010 was the Sponsor’s fee.

The Trust’s net income for the year ended October 31, 2011 was $89,367, due to interest income of $114,917 exceeding the Sponsor’s fee of $25,550. The Trust’s net income for the year ended October 31, 2010 was $37,986 due to interest income of $66,777 exceeding the Sponsor’s fee of $28,791. The Trust’s net income for the year ended October 31, 2009 was $150,363 due to interest income of $162,501 exceeding the Sponsor’s fee of $12,138.

Cash dividends per share increased from $0.23 per Share for the year ended October 31, 2010 to $0.40 per Share for the year ended October 31, 2011. This decrease in cash dividends per Share was primarily the result of an increase in the annual nominal interest rate paid by the Depository Cash dividends per share decreased from $1.43 per Share for the period ended October 31, 2009 to $0.23 per Share for the year ended October 31, 2010. This decrease in cash dividends per Share was primarily the result of a decrease in the annual nominal interest rate paid by the Depository

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2011.

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

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 47, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 44, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 40, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2011 and October 31, 2010:

	2011	2010
Audit Fees	$28,000	$25,778
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$28,000	$25,778

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-150687) filed by the Trust on May 7, 2008.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with the Registration Statement on Form S-1 (File No. 333-150687) filed by the Trust on May 7, 2008.

4.1	Depositary Trust Agreement dated as of August 7, 2008 among Rydex Specialized Products LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Russian Ruble Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.3	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC., incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.4	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of August 7, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A. incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Sublicense Agreement dated as of August 28, 2008 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

FINANCIAL STATEMENTS AS OF OCTOBER 31, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Russian Ruble Trust:

In our opinion, the statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for the year ended October 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CurrencyShares® Russian Ruble Trust (the “Trust”) for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Russian Ruble Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Russian Ruble Trust (the “Trust”) as of October 31, 2011 and October 31, 2010, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended October 31, 2011 and October 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Russian Ruble Trust at October 31, 2011 and October 31, 2010, and the results of its operations and its cash flows for the years ended October 31, 2011 and October 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

January 13, 2012

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	October 31, 2011	October 31, 2010
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$6,605,685	$6,477,626
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	19,265	3,035

Total Current Assets	$6,624,950	$6,480,661

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions Payable	$1,655,676	$—
Accrued Sponsor’s fee	2,247	2,200

Total Current Liabilities	1,657,923	2,200

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 150,000 and 200,000 issued and outstanding	4,967,027	6,478,461
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$6,624,950	$6,480,661

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Income
Interest Income	$114,917	$66,777	$162,501

Total Income	114,917	66,777	162,501

Expenses
Sponsor’s fee	(25,550)	(28,791)	(12,138)

Total Expenses	(25,550)	(28,791)	(12,138)
Net Income	$89,367	$37,986	$150,363

Other Comprehensive Income/(Loss):
Currency translation adjustment	1,166	(536)	(11,299)

Total Comprehensive Income	$90,533	$37,450	$139,064

Basic and Diluted Earnings per Share	$0.48	$0.18	$1.58
Weighted-average Shares Outstanding	186,575	216,712	94,932
Cash Dividends per Share	$0.40	$0.23	$1.43

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Retained Earnings, Beginning of Year	$—	$—	$—
Net Income	89,367	37,986	150,363
Distributions Paid	(74,412)	(49,472)	(134,177)
Adjustment of redeemable capital shares to redemption value	(14,955)	11,486	(16,186)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	1,166	(536)	(11,299)
Adjustment of redeemable capital shares to redemption value	(1,166)	536	11,299

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

	Year ended October 31, 2011	Year ended October 31, 2010	Year ended October 31, 2009
Cash flows from operating activities
Cash received for accrued income	$98,240	$70,944	$149,666
Cash paid for expenses	(25,534)	(28,185)	(10,321)

Net cash provided by operating activities	72,706	42,759	139,345

Cash flows from financing activities
Cash received to purchase redeemable shares	5,110,275	6,640,392	6,337,258
Cash paid to redeem redeemable shares	(5,108,568)	(4,978,705)	(1,593,563)
Cash paid for distributions	(74,412)	(49,472)	(134,177)

Net cash (used in)/provided by financing activities	(72,705)	1,612,215	4,609,518

Adjustment to period cash flows due to currency movement	128,058	(328,252)	402,004

Increase in cash	128,059	1,326,722	5,150,867
Cash at beginning of year	6,477,626	5,150,904	37

Cash at end of year	$6,605,685	$6,477,626	$5,150,904

Reconciliation of net income to net cash provided by operating activities

Net Income	$89,367	$37,986	$150,363
Adjustments to reconcile net income to net cash Receivable from accrued interest	(19,265)	(3,035)	(8,333)
Prior period receivable from accrued interest	3,035	8,333	—
Currency translation adjustment	(478)	(974)	(4,436)
Accrued sponsor fee	2,247	2,200	1,751
Prior period accrued sponsor fee	(2,200)	(1,751)	—

Net cash provided by operating activities	$72,706	$42,759	$139,345

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Russian Ruble deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar (“USD”)/Russian Ruble exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.08516 per share with an ex-dividend date of November 1, 2011 was paid on November 8, 2011.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the year ended October 31, 2011, there were Russian Ruble principal deposits of 149,911,060 and Russian Ruble principal redemptions of 199,881,413, resulting in an ending Russian Ruble principal balance of 149,911,060. This equates to 4,954,264 USD (which includes USD redemptions payable). For the year ended October 31, 2010, there were Russian Ruble principal deposits of 200,000,000, Russian Ruble principal redemptions of 150,000,000, and Russian Ruble withdrawals (to pay expenses) of 118,587, resulting in an ending Russian Ruble principal balance of 199,881,413. This equates to 6,477,626 USD. For the year ended October 31, 2009, there were Russian Ruble principal deposits of 200,000,000 and Russian Ruble principal redemptions of 50,001,000, resulting in an ending Russian Ruble principal balance of 150,000,000. This equates to 5,150,904 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2011		Year ended October 31, 2010		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	200,000	$6,478,461	150,000	$5,157,486	1	$37
Shares issued	150,000	5,110,275	200,000	6,640,392	200,000	6,337,258
Shares redeemed	(200,000)	(6,815,382)	(150,000)	(4,978,705)	(50,001)	(1,593,563)
Adjustment to period Shares due to currency movement and other	—	193,673	—	(340,712)	—	413,754

Ending balance	150,000	$4,967,027	200,000	$6,478,461	150,000	$5,157,486

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$43,557	$34,061	$18,549	$18,750

Total Income	43,557	34,061	18,549	18,750

Expenses
Sponsor’s fee	(6,220)	(6,905)	(5,852)	(6,573)

Total Expenses	(6,220)	(6,905)	(5,852)	(6,573)
Net Income	$37,337	$27,156	$12,697	$12,177
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(36)	294	544	364

Total Comprehensive Income	$37,301	$27,450	$13,241	$12,541

Basic and Diluted Earnings per Share	$0.20	$0.15	$0.07	$0.06
Weighted-average Shares Outstanding	184,783	183,696	177,528	200,000
Cash Dividends per Share	$0.16	$0.14	$0.05	$0.06

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest Income	$4,578	$5,545	$17,461	$39,193

Total Income	4,578	5,545	17,461	39,193

Expenses
Sponsor’s fee	(6,607)	(6,550)	(6,793)	(8,841)

Total Expenses	(6,607)	(6,550)	(6,793)	(8,841)
Net (Loss)/Income	$(2,029)	$(1,005)	$10,668	$30,352
Other Comprehensive Income/(Loss):
Currency translation adjustment	23	(16)	142	(685)

Total Comprehensive (Loss)/Income	$(2,006)	$(1,021)	$10,810	$29,667

Basic and Diluted Earnings per Share	$(0.01)	$(0.01)	$0.05	$0.12
Weighted-average Shares Outstanding	200,000	200,000	204,494	261,957
Cash Dividends per Share	$—	$0.01	$0.07	$0.13

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 13, 2012.

CURRENCYSHARES®
RUSSIAN RUBLE TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Russian Ruble Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 13, 2012
Nikolaos Bonos	(principal executive officer)

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 13, 2012
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	January 13, 2012
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.