Form 10-Q
period 2012-01-31
CurrencyShares Russian Ruble Trust
filed 2012-03-12
CIK 1433995

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

CURRENCYSHARES® RUSSIAN RUBLE TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Russian Ruble Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Russian Ruble deposits, interest bearing	$4,953,077	$6,605,685
Russian Ruble deposits, non-interest bearing	—	—
Receivable from accrued interest	19,962	19,265

Total Current Assets	$4,973,039	$6,624,950

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions Payable	$—	$1,655,676
Accrued Sponsor’s fee	1,682	2,247

Total Current Liabilities	1,682	1,657,923

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 25,750,000 authorized – 150,000 issued and outstanding	4,971,357	4,967,027
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$4,973,039	$6,624,950

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Income
Interest Income	$54,348	$18,750

Total Income	54,348	18,750

Expenses
Sponsor’s fee	(4,848)	(6,573)

Total Expenses	(4,848)	(6,573)
Net Income	$49,500	$12,177

Other Comprehensive Income:
Currency translation adjustment	1,621	364

Total Comprehensive Income	$51,121	$12,541

Basic and Diluted Earnings per Share	$0.33	$0.06
Weighted-average Shares Outstanding	150,000	200,000
Cash Dividends per Share	$0.29	$0.06

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Income	49,500	89,367
Distributions Paid	(44,033)	(74,412)
Adjustment of redeemable capital shares to redemption value	(5,467)	(14,955)

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	1,621	1,166
Adjustment of redeemable capital shares to redemption value	(1,621)	(1,166)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2012	Three months ended January 31, 2011
Cash flows from operating activities
Cash received for accrued income	$53,669	$18,107
Cash paid for expenses	(5,395)	(6,573)

Net cash provided by operating activities	48,274	11,534

Cash flows from financing activities
Cash paid to redeem redeemable shares	(1,602,914)	—
Cash paid for distributions	(44,033)	(11,534)

Net cash used in financing activities	(1,646,947)	(11,534)

Adjustment to period cash flows due to currency movement	(53,935)	234,759

(Decrease)/Increase in cash	(1,652,608)	234,759
Cash at beginning of period	6,605,685	6,477,626

Cash at end of period	$4,953,077	$6,712,385

Reconciliation of net income to net cash provided by operating activities

Net Income	$49,500	$12,177
Adjustments to reconcile net income to net cash provided by operating activities:
Receivable from accrued interest	(19,962)	(3,807)
Prior period receivable from accrued interest	19,265	3,035
Currency translation adjustment	36	49
Accrued sponsor fee	1,682	2,280
Prior period accrued sponsor fee	(2,247)	(2,200)

Net cash provided by operating activities	$48,274	$11,534

See Notes to Financial Statements.

CurrencyShares® Russian Ruble Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Russian Ruble Trust (the "Trust") was formed under the laws of the State of New York on August 7, 2008. On August 8, 2008, Rydex Specialized Products LLC d/b/a "Rydex Investments" (the "Sponsor") deposited 1,000 Russian Rubles in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the "Depository"). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a "Rydex Investments"). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the "Trustee") and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the Trust’s shares (the "Shares") to reflect the price of the Russian Ruble plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Russian Rubles. The Trust’s assets primarily consist of Russian Rubles on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of 50,000 Shares ("Baskets"). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares ("Shareholders") on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

The Trustee calculates the Trust’s net asset value ("NAV") each business day, as described in Note 4. For NAV calculation purposes, Russian Ruble deposits (cash) are translated at the Closing Spot Rate, which is the U.S. Dollar ("USD")/Russian Ruble exchange rate as determined by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

The Trust is treated as a "grantor trust" for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are passed through to the Shareholders.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Russian Rubles effective on the first business day of the subsequent month. The Trustee will direct that the excess Russian Rubles be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). An income distribution of $0.12149 per share with an ex-dividend date of February 1, 2012 was paid on February 8, 2012.

3.	Russian Ruble Deposits

Russian Ruble principal deposits are held in a Russian Ruble-denominated, interest-bearing demand account. For the three months ended January 31, 2012, there were no Russian Ruble principal deposits and no Russian Ruble principal redemptions, resulting in an ending Russian Ruble principal balance of 149,911,060. This equates to 4,953,077 USD. For the year ended October 31, 2011, there were Russian Ruble principal deposits of 149,911,060 and Russian Ruble principal redemptions of 199,881,413, resulting in an ending Russian Ruble principal balance of 149,911,060. This equates to 4,954,264 USD (which includes USD redemptions payable).

Net interest, if any, associated with creation and redemption activity is held in a Russian Ruble-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as "redeemable" for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Russian Rubles. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below)

may place orders to create and redeem Baskets. An Authorized Participant is a participant of the Depository Trust Company ("DTC") that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	150,000	$4,967,027	200,000	$6,478,461
Shares issued	—	—	150,000	5,110,275
Shares redeemed	—	—	(200,000)	(6,815,382)
Adjustment to period Shares due to currency movement and other	—	4,330	—	193,673

Ending balance	150,000	$4,971,357	150,000	$4,967,027

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

On February 22, 2012, the Sponsor announced that it will terminate the Trust and withdraw the Trust’s listing with NYSE Arca. The last day of trading for the Shares on NYSE Arca, and the last day on which baskets of Shares may be created or redeemed, will be March 23, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "outlook" and "estimate" and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Russian Ruble, as the value of the Shares relates directly to the value of the Russian Rubles held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the "Risk Factors" section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Rydex Specialized Products LLC d/b/a Rydex Investments (the "Sponsor") nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

The CurrencyShares® Russian Ruble Trust (the "Trust") is a grantor trust that was formed on August 7, 2008. The Trust issues shares (the "Shares") in blocks of 50,000 (a "Basket") in exchange for deposits of Russian Ruble and distributes Russian Ruble in connection with the redemption of Baskets. The Shares began trading on NYSE Arca under the ticker symbol "FXRU” on November 13, 2008.

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

On February 22, 2012, the Sponsor announced that it will terminate the Trust and withdraw the Trust’s listing with NYSE Arca. The last day of trading for the Shares on NYSE Arca, and the last day on which baskets of Shares may be created or redeemed, will be March 23, 2012.

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value ("NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Russian Ruble in the Trust at the end of the preceding day accrued but unpaid interest, if any, Russian Rubles receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Russian Rubles payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars ("USD”) based on the "Closing Spot Rate,” which is the USD/ Russian Ruble exchange rate as determined by The World Markets Company PLC, a State Street business, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

NAV per Share; Valuation of the Russian Ruble

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the "bid” and "ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 1,000 Russian Rubles.

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 4.85%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

FXRU Distribution History

Date	Value	NAV	Yield	Annualized Yield
1/3/2012	$0.11518	$31.23	0.37%	4.35%
12/1/2011	$0.09412	$32.63	0.29%	3.52%
11/1/2011	$0.08516	$33.11	0.26%	3.04%

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

Results of Operations

As of October 31, 2011, the number of Russian Rubles owned by the Trust was 149,911,060, resulting in a redeemable capital share value of $4,967,027. During the three months ended January 31, 2012, no Shares were created and no Shares were redeemed. As of January 31, 2012, the number of Russian Rubles owned by the Trust was 149,911,060, resulting in a redeemable capital Share value of $4,971,357.

Growth in the Trust’s redeemable capital Share value from $4,967,027 at October 31, 2011 to $4,971,357 at January 31, 2012 was primarily due to an increase in interest income resulting from an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

Interest income increased from $18,750 for the three months ended January 31, 2011 to $54,348 for the three months ended January 31, 2012, attributable primarily to an increase in the annual nominal interest rate paid by the Depository, as set forth in the chart above, but partially offset by a decrease in the weighted-average Russian Rubles in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Russian Rubles in the Trust. Due primarily to a decrease in the weighted-average Russian Rubles in the Trust, the Sponsor’s fee decreased from $6,573 for the three months ended January 31, 2011 to $4,848 for the three months ended January 31, 2012. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net income for the three months ended January 31, 2012 was $49,500 due to interest income of $54,348 exceeding the Sponsor’s fee of $4,848.

Cash dividends per Share increased from $0.06 for the three months ended January 31, 2011 to $0.29 per Share for the three months ended January 31, 2012. The increase in cash dividends per Share was primarily the result of a rise in the annual nominal interest rate paid by the Depository.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Russian Ruble/USD exchange rate and the nominal annual interest rate paid by the Depository on Russian Rubles held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

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

CURRENCYSHARES® RUSSIAN RUBLE TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Russian Ruble Trust

Date: March 12, 20112		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)